Form 10-K
IRWIN HOME EQUITY LOAN BACK CERTS SERIES 2003 1
filed 2004-03-30
CIK 1222682

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-91334-01


        Irwin Home Equity Loan Trust
        Home Equity Loan-Backed Notes
        Series 2003-1

     (Exact name of registrant as specified in its charter)


   New York                                         N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___




  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.



  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.




                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class IA1                            8
             Class IA2                            3
             Class 2A1                           15
             Class 2A2                            5
             Class AIO                            9
             Class M1                             4
             Class M2                             6
             Class B1                             7
             Class B2                             3
             Class CE                             1
             Class VFN1                           1
             Class VFN2                           1

             Total:                              63


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                             PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Irwin Union Bank and Trust, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Irwin Union Bank and Trust, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Irwin Union Bank and Trust, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 7, 2003, December 9, 2003, and January 8, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        On March 26, 2004, an 8-K-A was filed for the revised distribution reports for May, July and December 2003.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Irwin Home Equity Loan Trust
     Home Equity Loan-Backed Notes
     Series 2003-1
     (Registrant)



  Signed: Irwin Union Bank and Trust as Master Servicer


  By:     Edwin K. Corbin, Vice President

  By: /s/ Edwin K. Corbin, Vice President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Edwin K. Corbin, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Irwin Home Equity Loan Trust Home Equity Loan-Backed Notes,
     Series 2003-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Identure Trustee by the Servicer under the servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Indenture Trustee in accordance with the terms of the servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Irwin Union Bank and Trust as Servicer and Wells Fargo Bank, N.A. as Identure Trustee.

     Date: March 30, 2004

     /s/ Edwin K. Corbin
     Signature

     Vice President
     Title

Ex-99.1 (a)

PRICEWATERHOUSECOOPERS   (LOGO)

PricewaterhouseCoopers LLP Suite 1200 650 Third Avenue South Minneapolis MN 55402 Telephone (612) 596-6000 Facsimile (612) 373-7160

Report of Independent Auditors

To the Board of Directors and Stockholders of Irwin Financial Corporation:

We have examined management's assertion about Irwin Financial Corporation and its subsidiaries, including Irwin Home Equity (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 19, 2004


Ex-99.2 (a)

Irwin
Home Equity   (logo)

Irwin Home Equity
12677 Alcosta Blvd.
Suite 500
San Ramon, CA 94583-4427
925.277.2001
925.277.0841 Fax

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

As of and for the year ended December 31, 2003, Irwin Home Equity, a majority owned subsidiary of Irwin Union Bank and Trust Company have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $34,000,000 and $20,000,000 respectively.

/s/ Edwin K. Corbin
Edwin K. Corbin
Chief Financial Officer

/s/ Jocelyn Martin-Leano
Jocelyn Martin-Leano
Senior Vice President-Loan Servicing

an Irwin Financial Company

Ex-99.3 (a)

OFFICER'S CERTIFICATE OF THE MASTER SERVICER
RE: ANNUAL STATEMENT AS TO COMPLIANCE

The undersigned, each ad duly authorized representative of Irwin Union Bank and Trust Company as Seller and Master Servicer ("Master Servicer") pursuant to the Sale and Servicing Agreement dated as of February 28, 2003, by and among Bear Steams Asset Backed Securities, Inc., as Depositor, Irwin Union Bank and Trust Company, as Seller and as Master Servicer, Irwin Home Equity Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (as such agreement may be amended, supplemented or otherwise modified from time to time, the "Sale and Servicing Agreement"), do hereby certify as follows:

A. Capitalized terms used in this Certificate have their respective meanings set forth in the Sale and Servicing Agreement. References herein to certain Sections and Subsections are references to the respective Sections and Subsections of the Sale and Servicing Agreement.

B. This Certificate is being delivered pursuant to Section 3.14 of the Sale and Servicing Agreement.

C. The Master Servicer is the Master Servicer under the Sale and Servicing Agreement

D. The undersigned are duly authorized Officers of the Master Servicer.

E. A review of the activities of the Master Servicer during the 2003 fiscal year and of its performance under the Sale and Servicing Agreement has been made under our supervIsIon.

F. To the best of our knowledge, based on the above-mentioned review, the Master Servicer has fulfilled all of its obligations under the Sale and Servicing Agreement and any applicable Supplements throughout the 2003 fiscal year.


IN WITNESS WHEREOF, the Master Servicer has caused this Certificate to be executed and delivered on its behalf by its duly authorized officers on this 24 day of March, 2004.

IRWIN UNION BANK AND TRUST COMPANY

Attest: /s/ Lorraine Sumulong
        Lorraine Sumulong
        Assistant Secretary

By: /s/ Edwin K. Corbin
    Edwin K. Corbin
    Vice President-Business
    Development-Home Equity Lending


Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   I A-1                             713,833.56        20,807,384.87                0.00             39,480,615.14
   I A-2                             198,523.64         5,201,846.21                0.00              9,870,153.79
   I VFN                                   0.00                 0.00                0.00                      0.00
   II A-1                          1,532,469.21        35,933,208.92                0.00             89,218,791.10
   II A-2                            428,521.96         8,983,302.23                0.00             22,304,697.77
   II VFN                                  0.00                 0.00                0.00                      0.00
   A-IO (1)                        2,287,500.03                 0.00                0.00             30,500,000.00
   M-1                               401,907.14                 0.00                0.00             22,875,000.00
   M-2                               508,020.91                 0.00                0.00             19,825,000.00
   B-1                               703,482.74                 0.00                0.00             19,063,000.00
   B-2                               314,033.63                 0.00                0.00              6,862,000.00
